Form 10-Q
period 1995-03-31
FIRSTIER FINANCIAL INC /NE/
filed 1995-06-28
CIK 74431

                      THIS IS A CONFIRMING COPY OF FORM 10-Q
                      WHICH WAS MANUALLY FILED MAY 12, 1995,
                      FOR THE QUARTER ENDED MARCH 31, 1995.

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

          For Quarter Ended March 31, 1995  Commission File No. 0-4515


                            FIRSTIER FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nebraska                                   47-0523055
- ----------------------------            ------------------------------------
(state or other jurisdiction            (I.R.S. Employer Identification No.)
   of incorporation or
      organization)


                1700 Farnam Street    Omaha, Nebraska 68102-2183
                ------------------------------------------------
                    (address of principal executive offices)


                                  402-348-6000
                               ------------------
                               (Telephone Number)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                  YES   X                 NO
                      -----                  -----

Number of common shares outstanding as of May 10, 1995:

Common Stock, $5.00 par value:            18,465,278 shares outstanding.

                            FIRSTIER FINANCIAL, INC.

                                      INDEX





PART I. FINANCIAL INFORMATION                                        Page No.
                                                                     --------

  Item 1.  Financial Statements

    Consolidated Condensed Balance  Sheets -
      March 31, 1995 and December 31, 1994.........................     1
    Consolidated Statements of Income - Three months ended
      March 31, 1995 and 1994......................................     *

    Consolidated Statements of Retained Earnings - Three
      months ended March 31, 1995 and 1994.........................     *

    Consolidated  Statements of Cash Flows - Three
      months ended March 31, 1995 and 1994.........................     2

    Notes to Consolidated Financial Statements.....................    3-4


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........    5-10


PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K......................     11

    Signatures.....................................................     11



* Incorporated in this quarterly report by reference to FirsTier Financial, Inc.'s March 31, 1995 Quarterly Report to Stockholders (pages 4 and 6) which is attached as an Exhibit to this quarterly report.

                            FIRSTIER FINANCIAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                               March 31,           December 31,
                                                                                                 1995                  1994
ASSETS                                                                                        -----------          -----------
 Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $239,830              251,756
 Federal funds sold & securities purchased under resale agreements . . . . . . . . . . . . .      126,810              119,845
 Securities available for sale (amortized cost $251,630 in 1995 and $250,811 in 1994). . . .      251,725              245,267
 Investment securities (market value $732,147 in 1995 and $660,068 in 1994). . . . . . . . .      738,159              692,457
 Loans and leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,211,228            2,149,268
  Less allowance for loan & lease losses . . . . . . . . . . . . . . . . . . . . . . . . . .       52,989               53,250
                                                                                              -----------          -----------

    Loans and leases, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,158,239            2,096,018
                                                                                              -----------          -----------

 Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       49,314               49,381
 Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,023               29,700
 Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,067               55,563
                                                                                              -----------          -----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $3,652,167            3,539,987
                                                                                              -----------          -----------
                                                                                              -----------          -----------

LIABILITIES
 Demand, non-interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $478,632              560,025
 Savings and interest checking . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      839,701              874,647
 Time. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,396,829            1,380,154
                                                                                              -----------          ------------

    Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,715,162            2,814,826

 Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      366,567              170,090
 Federal Home Loan Bank borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      154,500              150,000
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       52,288               50,646
 Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,054               12,193
                                                                                              -----------          -----------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,300,571            3,197,755
                                                                                              -----------          -----------

STOCKHOLDERS' EQUITY
 Preferred stock-$30 par value; authorized 2,000,000 shares. . . . . . . . . . . . . . . . .         -                    -
 Common stock-$5 par value; authorized 40,000,000 shares; issued and outstanding:
   18,814,695 shares in 1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . .       94,073               94,073
 Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,679               10,338
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      264,441              255,861
 Net unrealized securities gains (losses). . . . . . . . . . . . . . . . . . . . . . . . . .           -3               -3,583
                                                                                              -----------          -----------
                                                                                                  365,190              356,689

 Less treasury stock, at cost 422,352 shares in 1995 and 455,050 shares in 1994. . . . . . .       13,594               14,457
                                                                                              -----------          -----------

    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      351,596              342,232
                                                                                              -----------          -----------

    Total liabilities & stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .   $3,652,167            3,539,987
                                                                                              -----------          -----------
                                                                                              -----------          -----------


          See accompanying notes to consolidated financial statements.

                            FIRSTIER FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                ($ in thousands)
                                   (Unaudited)

                                                                           1995        1994
                                                                        --------    --------
Net cash provided by operating activities
  Income from operations..............................................   $13,367      13,705

  Adjustments to reconcile net income to
    net cash provided by operations
      Provision for loan and lease losses.............................       269      -1,767
      Depreciation and amortization...................................     1,837       2,495
      Net (increase) decrease in interest receivable..................    -3,323      -5,214
      Proceeds from sales of loans....................................     4,645      17,323
      Net increase in other assets....................................    -1,829       2,462
      Net increase in other liabilities...............................     1,855       4,006
      Net gain on sale of securities available for sale...............         -        -212
      Other, net......................................................         5          -1
                                                                        --------    --------
          Net cash provided by operations.............................    16,826      32,797

Cash flows from investing activities
      Proceeds from sales of securities available for sale............        30      21,049
      Proceeds from maturities of investment securities...............     6,566      23,871
      Proceeds from maturities of securities available for sale.......    16,032      10,704
      Purchases of investment securities..............................   -28,759     -39,430
      Purchases of securities available for sale......................   -40,579     -41,218
      Net increase in loans and leases................................   -66,928     -61,156
      Proceeds from sale of premises and equipment....................         7          14
      Purchases of premises and equipment.............................    -1,328      -1,451
      Purchases of mortgage servicing rights..........................       -73        -104
      Other, net......................................................        61          20
                                                                        --------    --------
          Net cash used by investing activities.......................  -114,971     -87,701

Cash flows from financing activities
      Net increase (decrease) in time deposits........................    16,675      52,470
      Net decrease in demand deposits and savings accounts............  -116,339     -72,673
      Net (decrease) increase in short-term borrowings................   196,477       9,414
      Net increase in Federal Home Loan Bank borrowings...............     4,500       5,475
      Principal payments on long-term debt............................      -139        -127
      Payment of cash dividends.......................................    -4,782      -4,482
      Repurchases of common stock.....................................    -2,953      -1,592
      Proceeds from exercises of stock options........................       157          48
      Other, net......................................................      -412           -
                                                                        --------    --------
          Net cash provided (used) by financing activities............    93,184     -11,467

Net increase (decrease) in cash and cash equivalents..................    -4,961     -66,371
Cash and cash equivalents at beginning of period......................   371,601     331,848
                                                                        --------    --------
Cash and cash equivalents at end of period............................  $366,640     265,477
                                                                        --------    --------
                                                                        --------    --------


          See accompanying notes to consolidated financial statements.

                            FIRSTIER FINANCIAL, INC.



PART I.  FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

2. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

3. Income per share computations are based on average shares of common stock outstanding, including common stock equivalents, which total 18,624,357 and 19,059,840, respectively, for the three months ended March 31, 1995 and 1994.

4. See notes to consolidated financial statements included on page 6 of FirsTier Financial, Inc.'s March 31, 1995 Quarterly Report to Stockholders which is attached as an Exhibit to this quarterly report.

5. For purposes of the Statement of Cash Flows, FirsTier defines "Cash and due from banks" and "Federal funds sold and securities purchased under resale agreements" as its cash and cash equivalents. FirsTier paid $28.21 million and $22.00 million in interest on deposits and other borrowings, and $1.12 million and $1.39 million for income taxes for the three months ended March 31, 1995, and March 31, 1994, respectively.

6. On January 1, 1994, FirsTier adopted Financial Accounting Standards Board ("FASB") Number 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement ("SFAS"), which is effective for fiscal years beginning after December 15, 1993, addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.

7. On May 20, 1994, the Board of Directors authorized a three-for-two stock split of the outstanding common stock of the Company by declaring a 50 percent stock dividend. The stock split became effective on June 30, 1994. All

                            FIRSTIER FINANCIAL, INC.



PART I.  FINANCIAL INFORMATION

ITEM 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

references   in  the  consolidated   financial  statements to the number of
shares of common stock, prices per share, earnings and dividends per share, and other per share amounts have been restated to reflect the stock split.

8. Effective January 1, 1995, FirsTier adopted SFAS Number 114, "Accounting by Creditors for Impairment of a Loan" and SFAS Number 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These Statements, effective for fiscal years beginning after December 15, 1994, address the accounting for a loan when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. FirsTier generally identifies nonaccrual loans as "impaired loans." Certain loans, such as loans carried at the lower of cost or market or smaller balance homogeneous loans (e.g., credit card, installment loans) are exempt from SFAS Number 114 and 118 provisions.

FirsTier continually identifies impaired loans and measures quarterly the extent to which such loans are impaired. Loans having a significant recorded investment are measured on an individual basis while loans not having a significant recorded investment are grouped and measured on a pool basis. Generally, FirsTier's "impaired loans" are measured based on the loans' observable market price, the fair value of the collateral (if the loan is collateral dependent) less estimated costs to sell, or the present value of expected future cash flows discounted at the loans' effective interest rate, if the cash flows can be reasonably projected.

The allocated reserve associated with impaired loans is considered in management's determination of FirsTier's allowance for credit losses. The adoption of this accounting standard did not have a significant effect on FirsTier's net income or its allowance for credit losses.

As of March 31, 1995, the recorded investment in loans considered impaired under SFAS Number 114 was $9.5 million, with a related allowance for credit losses of $2.4 million.

FirsTier retained its prior method of recognizing interest and applying cash payments received with respect to impaired loans. The average recorded investment in impaired loans for the quarter ended March 31, 1995, was approximately $9.8 million. During the first quarter of 1995, FirsTier recognized interest income of $30,000 associated with impaired loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements presented with this filing.


RESULTS OF OPERATIONS

Net income for the first quarter of 1995 was $13,367,000 or $.72 per share, compared to net income of $13,705,000 or $.72 per share for the same period in 1994. Per share amounts have been adjusted for the three-for-two stock split effected as a 50% stock dividend distributed on June 30, 1994.

The annualized return on average assets for the three months ended March 31 was 1.54% in 1995 compared to 1.65% in 1994. The annualized return on average equity for the three months ended March 31 was 15.66% in 1995 compared to 16.63% in 1994.

The schedule on page 6, Average Balances/Yields and Rates, shows that FirsTier's net interest income, on a fully taxable equivalent basis for the first quarter of 1995, is $35,997,000, a 1% decrease from the $36,378,000 recorded for the same period in 1994. This decrease is mainly attributable to a lower net interest margin which decreased to 4.54% in the first quarter of 1995 from 4.83% in the first quarter of 1994. The effect of interest rate swaps for the quarter ended March 31, 1995 was a decrease in net interest income of $559,000 which reduced net interest margin 7 basis points for the quarter. The effect of the interest rate swaps for the quarter ended March 31, 1994 was a $485,000 increase in net interest income which contributed 7 basis points to the net interest margin for the quarter.

A provision of $269,000 for loan and lease losses was recorded in the first quarter of 1995 compared to a negative provision of $1,767,000 for the same period in 1994. The provision recorded was based on FirsTier's ongoing analysis of the adequacy of the allowance for loan and lease losses with the negative provision recorded in 1994 resulting from an improvement in two significant credits for which loan loss reserves had been previously allocated. The allow-ance for loan and lease losses as a percentage of loans and leases as of March 31, 1995 was 2.40% compared to 2.63% as of March 31,

                            FIRSTIER FINANCIAL, INC.
                        AVERAGE BALANCES/YIELDS AND RATES
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                         MARCH 31, 1995                         MARCH 31, 1994
                                                              INTEREST  AVERAGE                    INTEREST   AVERAGE
                                                  AVERAGE     INCOME/   YIELDS/         AVERAGE     INCOME/   YIELDS/
                                                  BALANCES    EXPENSE    RATES          BALANCES    EXPENSE    RATES
ASSETS
Securities................................         $960,287    17,822     7.53%       $1,054,350     18,893      7.27%
Federal funds sold and securities
  purchased under resale agreements.......          120,194     1,758     5.93%           64,898        506      3.16%
Loans and leases, gross...................        2,138,324    45,998     8.72%        1,937,198     38,235      8.00%
                                                  ---------   -------                  ---------    -------
  Total earning assets....................        3,218,805    65,578     8.26%        3,056,446     57,634      7.65%

Other nonearning assets...................          302,673       -          -           308,670       -           -
                                                  ---------   -------                  ---------    -------
    Total assets..........................       $3,521,478    65,578        -        $3,365,116     57,634        -
                                                 ----------   -------                 ----------    -------
                                                 ----------                           ----------
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Savings and interest checking...........         $854,102     5,008     2.38%         $931,996      4,735      2.06%
  Time deposits...........................        1,400,509    19,098     5.53%        1,255,316     14,092      4.55%
                                                  ---------   -------                  ---------    -------
    Total interest-bearing deposits........       2,254,611    24,106     4.34%        2,187,312     18,827      3.49%

Short-term borrowings.....................          222,823     2,912     5.30%          214,697      1,507      2.85%
Federal Home Loan Bank borrowings.............      147,193     2,267     6.25%           61,480        614      4.05%
Long-term debt............................            2,169        59    10.95%            2,439         65     10.74%
Capitalized leases........................            9,967       237     9.64%           10,223        243      9.64%
                                                  ---------   -------                  ---------    -------
  Total interest-bearing funds............        2,636,763    29,581     4.55%        2,476,151     21,256      3.48%

Demand deposits...........................          488,550       -          -           508,135       -           -
Other noninterest-bearing funds...........           50,085       -          -            46,508       -           -
Stockholders' equity......................          346,080       -          -           334,322       -           -
                                                  ---------   -------                  ---------    -------
    Total liabilities and equity..........       $3,521,478    29,581        -        $3,365,116     21,256        -
                                                 ----------   -------                 ----------    -------
                                                 ----------                           ----------
    Net interest margin on a tax
      equivalent basis....................                    $35,997     4.54%                     $36,378      4.83%
                                                              -------    -----                      -------     -----
                                                              -------    -----                      -------     -----

Note: Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.

1994. Loans and leases charged off, net of recoveries, for the first quarter were $530,000 compared to net charge-offs of $114,000 for the same period in 1994.

Under-performing assets as a percent of total loans, leases, other real estate owned and repossessed assets was .58% at March 31, 1995 compared to .83% at March 31, 1994. Non-accrual loans as of March 31, 1995 totalled $9,477,000, down 22.8% from the first quarter of 1994. Under-performing assets at March 31, 1995 total $12,888,000, which represents a $3,623,000 or 21.9% decrease from March 31, 1994. Additional information regarding the balance of non-accrual loans at March 31, 1995, and related interest payment information is provided on page 8.

Total non-interest income for the first quarter of 1995 was $13,414,000 which is down $559,000, or 4%, from the same period in 1994. The decrease in non-interest income from the previous year is attributable to Securities Brokerage com-missions and Municipal Bond Underwriting fees (included in Other non-interest income) which decreased $322,000 or 24.4%. Increased interest rates from the previous year have slowed bond issue refinancings by municipalities and a general decline in retail brokerage activity accounts for the decline in fee income. In addition, Net Securities Gains decreased $212,000 from the previous year and Insurance Commissions decreased $170,100. These decreases are partially offset by increased Trust Services income of $147,000.

Total non-interest expense of $28,288,000 for the quarter is down $2,575,000, or
8.3%, from the same period in 1994.    Contributing to the decrease from 1994 is
a $2,850,000 charge recorded in the previous year for settlement of a lawsuit filed in 1991 against FirsTier Bank, N.A., Omaha, by the Federal Credit Union Administration in its capacity as liquidating agent of Franklin Credit Union which failed in 1988. The settlement, which by agreement of the parties is to remain confidential and under which FirsTier makes no admission of liability or wrongdoing, was finalized with no additional charges incurred. Salaries and Benefits expense of $14,059,000 for the quarter increased only $25,000 from the same period in 1994.

As of March 31, 1995, FirsTier employed a staff of 1,715 FTE which is up 223 FTE, or 14.9%, from the March 31, 1994 employment level. This increase is primarily due to the acquisition of Cornerstone Bank Group in Iowa on January 3, 1995.

                            FIRSTIER FINANCIAL, INC.
                             NONACCRUAL LOAN SUMMARY
                                 March 31, 1995



Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Nonaccrual loans and the application of cash interest payments on those loans as of March 31, 1995 are as follows ($ in thousands):

                                                                          Cash interest payments applied as
                                                      Contractual      ---------------------------------------
                                       Book balance    balance at                    Recovery of    Reduction
                                       at Mar. 31,     Mar. 31,          Interest   partial prior      of
                                           1995           1995            income     charge-offs    principal
                                       ------------   ------------      ------------ ------------ ------------
Contractually past due with:

   -  substantial performance                  252            327                 0            0           74

   -  limited performance                    1,774          1,958                 3            0           25

   -  no performance                           623            641                 0            0            3


Contractually current, however,:

   -  payment in full of principal
      or interest in doubt                   3,910          4,493                 1            0          100

   -  other                                  2,918          7,191                26            0          226
                                       ------------   ------------      ------------ ------------ ------------

Total                                       $9,477        $14,610               $30           $0         $428
                                       ------------   ------------      ------------ ------------ ------------
                                       ------------   ------------      ------------ ------------ ------------

MATERIAL CHANGES IN FINANCIAL CONDITION

All companies included in the consolidated financial statements are "financial" companies. Accordingly, average balances of assets and liabilities are more representative of financial condition than balances as of period-end. The schedule of Average Balances/Yields and Rates on page 6 shows average balances of earning assets and interest bearing liabilities for the periods being reported. Because these average balances are an integral part of the financial statements, all comments as to significant volume changes refer to average balances unless otherwise indicated.

Total average assets of $3.52 billion for the first quarter of 1995 were up 4.6% from the same period in 1994. Loans increased $201.1 million, or 10.4%. Aver-age securities of $960.3 million, which included securities available for sale as of March 31, 1995 of $239 million, decreased $94.1 million or 8.9% from 1994.

Total deposits for the first quarter averaged $2.25 billion which was up $67.3 million, or 3.1%, from the same period in 1994. Time deposits increased $145.2 million or 11.6% from the first quarter of 1994 while demand deposits decreased $19.6 million or 3.9% and savings and interest checking deposits decreased $77.9 million or 8.4%.

Net funds purchased of $102.6 million (the difference between "short-term borrowings" and "federal funds sold and securities purchased under resale agreements") decreased $47.2 million from the average net purchased position in the first quarter of 1994. Average borrowings from the Federal Home Loan Bank increased $85.7 million from the same period in 1994.

Long-term debt as of March 31, 1995 of $12.1 million, consisting of a mortgage loan by the Lincoln Bank and capitalized leases by the Omaha Bank, decreased $526,000 from March 31, 1994. The Parent Company had no borrowings as of March 31, 1995.



LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. Sources of liquidity consist of maturities of securities recorded at amortized cost, liquidation of securities available for sale, maturing loans, federal funds sold and borrowings from the Federal Home Loan Bank. Management also considers customer-related core deposits and funds borrowed to be stable and reliable sources of funding.

Liquidity is also important for the Parent Company. The Parent Company's primary source of liquidity is dividends and management fees from subsidiary banks. The Parent Company's primary liquidity requirements are the payment of dividends and expenses associated with management and consolidated services provided to subsidiaries. Management believes the Parent Company has adequate liquidity to meet its funding needs.

At March 31, 1995, stockholders' equity was $346.1 million compared to $334.3 million at March 31, 1994, an increase of $11.8 million or 3.5%. The Tier 1 Leverage ratios (tangible equity capital divided by adjusted average assets) as of March 31, 1995 and March 31, 1994 were 9.70% and 9.58%, respectively. FirsTier's risk based capital ratios as of March 31, 1995 were 13.78% for Tier I Capital and 15.04% for Total Capital.

                            FIRSTIER FINANCIAL, INC.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
    (a) Exhibits -

        (20) Quarterly Report to Stockholders for the period ended March 31, 1995 - Part I Exhibit.

    (b) Reports on Form 8-K

        On January 3, 1995, FirsTier filed a Report on Form 8-K which disclosed the consummation of the Cornerstone Bank Group, Inc. acquisition which was accounted for as a pooling of interests. All required restated financial information available at such date was submitted as attachments.

        On January 5, 1995, FirsTier filed a Report on Form 8-K which included a letter to shareholders which described the shareholder rights plan adopted by the FirsTier Board of Directors on December 19, 1994. A full description of the plan was filed under cover of a Form 8-A Registration Statements on January 6, 1995.

        On January 19, 1995, FirsTier filed a Report on Form 8-K which disclosed the announcement of plans to repurchased up to 107,000 shares of FirsTier's common stock. This planned repurchase is in addition to the Common Stock Repurchase Program currently in effect which authorized the repurchase of up to 600,000 shares of FirsTier common stock.

        On February 17, 1995, FirsTier filed a Form 8 Report which amended the Report on Form 8-K filed on January 3, 1995 related to the Cornerstone Bank Group, Inc. acquisition.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                        FIRSTIER FINANCIAL, INC.

Date:  May 12, 1995                     By:  /s/ Aaron C. Hilkemann
                                            ------------------------
                                        Aaron C. Hilkemann
                                        Director of Financial Operations


Date:  May 12, 1995                     By:  /s/ Thomas B. Fischer
                                            ------------------------
                                        Thomas B. Fischer
                                        Vice President & Secretary