Form 10-Q
period 1995-06-30
FIRSTIER FINANCIAL INC /NE/
filed 1995-08-14
CIK 74431

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

           For Quarter Ended June 30, 1995  Commission File No. 0-4515


                              FIRSTIER FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Nebraska                           47-0523055
       ----------------------------   ------------------------------------
       (state or other jurisdiction   (I.R.S. Employer Identification No.)
          of incorporation or
             organization)


               1700 Farnam Street    Omaha, Nebraska 68102-2183
             ----------------------------------------------------
                    (address of principal executive offices)


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

                         YES   X                 NO
                             -----                    -----
       Number of common shares outstanding as of August 7, 1995:

       Common Stock, $5.00 par value:     18,492,646 shares outstanding.

                              FIRSTIER FINANCIAL, INC.

                                      INDEX





          PART I. FINANCIAL INFORMATION                           Page No.
                                                                  --------
            Item 1.  Financial Statements

              Consolidated Condensed Balance  Sheets -
                June 30, 1995 and December 31, 1994...............   1

              Consolidated Statements of Income - Three and six
                months ended June 30, 1995 and 1994...............   *

              Consolidated Statements of Retained Earnings - Six
                months ended June 30, 1995 and 1994...............   *

              Consolidated  Statements of Cash Flows - Six
                months ended June 30, 1995 and 1994...............   2

              Notes to Consolidated Financial Statements...........  3-5


            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.  6-10


          PART II.  OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K............   11

              Signatures...........................................   11



          * Incorporated in this quarterly report by reference to FirsTier Financial, Inc.'s June 30, 1995 Quarterly
            Report to Stockholders (pages 4 and 6) which is attached as an Exhibit to this quarterly report.

                            FIRSTIER FINANCIAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                                                                   June 30,   December 31,
                                                                                                     1995        1994
                                                                                                  ----------  ------------
ASSETS
 Cash and due from banks........................................................................    $237,065       251,756
 Federal funds sold & securities purchased under resale agreements..............................      82,465       119,845
 Securities available for sale (amortized cost $227,979 in 1995 and $250,811 in 1994)...........     232,604       245,267
 Investment securities (market value $753,562 in 1995 and $660,068 in 1994).....................     745,451       692,457
 Loans and leases...............................................................................   2,197,878     2,149,268
  Less allowance for loan & lease losses........................................................      53,002        53,250
                                                                                                  ----------    ----------
    Loans and leases, net......................................................................    2,144,876     2,096,018
                                                                                                  ----------    ----------
 Premises and equipment, net...................................................................       50,321        49,381
 Accrued interest receivable...................................................................       31,532        29,700
 Other assets..................................................................................       56,113        55,563
                                                                                                  ----------    ----------
    Total assets...............................................................................   $3,580,427     3,539,987
                                                                                                  ----------    ----------
                                                                                                  ----------    ----------

LIABILITIES
 Demand, non-interest bearing..................................................................     $473,288       560,025
 Savings and interest checking.................................................................      866,925       874,647
 Time..........................................................................................    1,465,776     1,380,154
                                                                                                  ----------    ----------
    Total deposits.............................................................................    2,805,989     2,814,826

 Short-term borrowings.........................................................................      186,346       170,090
 Federal Home Loan Bank borrowings.............................................................      156,500       150,000
 Other liabilities.............................................................................       54,559        50,646
 Long-term debt................................................................................       11,915        12,193
                                                                                                  ----------    ----------
    Total liabilities..........................................................................    3,215,309     3,197,755
                                                                                                  ----------    ----------
STOCKHOLDERS' EQUITY
 Preferred stock-$30 par value; authorized 2,000,000 shares....................................           -             -
 Common stock-$5 par value; authorized 40,000,000 shares; issued and outstanding:
   18,822,202 shares in 1995 and 18,814,695 shares in 1994.....................................       94,111        94,073
 Surplus.......................................................................................        5,876        10,338
 Retained earnings.............................................................................      273,162       255,861
 Net unrealized securities gains (losses)......................................................        2,837        -3,583
                                                                                                  ----------    ----------
                                                                                                     375,986       356,689
                                                                                                  ----------    ----------

 Less treasury stock, at cost 329,556 shares in 1995 and 455,050 shares in 1994................       10,868        14,457
                                                                                                  ----------    ----------
    Total stockholders' equity.................................................................      365,118       342,232
                                                                                                  ----------    ----------
    Total liabilities & stockholders' equity...................................................   $3,580,427     3,539,987
                                                                                                  ----------    ----------
                                                                                                  ----------    ----------


         See accompanying notes to consolidated financial statements.

                            FIRSTIER FINANCIAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                               ($ in thousands)
                                 (Unaudited)

                                                                          1995         1994
                                                                        --------      -------
Net cash provided by operating activities
  Income from operations.......................................          $27,636       27,572

  Adjustments to reconcile net income to
    net cash provided by operations
      Provision for loan and lease losses........................            538       -1,590
      Depreciation and amortization..............................          4,017        4,820
      Net increase in interest receivable........................         -1,484       -1,617
      Proceeds from sales of loans...............................         20,743       33,266
      Net (increase) decrease in other assets....................         -1,480        2,355
      Net increase in other liabilities..........................          3,829          146
      Net gain on sale of securities available for sale..........            -10         -212
      Other, net.................................................            -83          -10
                                                                        --------      -------
          Net cash provided by operations........................         53,706       64,730

Cash flows from investing activities
      Net cash received on acquisition...........................          1,530            -
      Proceeds from sales of securities available for sale.......         13,382       21,049
      Proceeds from maturities of investment securities..........         23,379      108,003
      Proceeds from maturities of securities available for sale..         52,597       19,938
      Purchases of investment securities.........................        -47,559      -68,215
      Purchases of securities available for sale.................        -59,996      -65,209
      Net increase in loans and leases...........................        -46,902     -112,218
      Proceeds from sale of premises and equipment...............            425           50
      Purchases of premises and equipment........................         -3,591       -2,895
      Purchases of mortgage servicing rights.....................           -673         -188
      Other, net.................................................            108       -1,030
                                                                        --------      -------
          Net cash used by investing activities..................        -67,300     -100,715

Cash flows from financing activities
      Net increase in time deposits..............................         56,877       25,257
      Net decrease in demand deposits and savings accounts.......       -102,577      -92,769
      Net increase in short-term borrowings......................         15,565       59,820
      Net increase in Federal Home Loan Bank borrowings..........          6,500      100,710
      Principal payments on long-term debt.......................           -278         -254
      Payment of cash dividends..................................        -10,330       -8,960
      Repurchases of common stock................................         -4,684       -5,094
      Proceeds from exercises of stock options...................            843           68
      Other, net.................................................           -393            -
                                                                        --------      -------
          Net cash provided (used) by financing activities.......        -38,477       78,778

Net increase (decrease) in cash and cash equivalents.............        -52,071       42,793
Cash and cash equivalents at beginning of period.................        371,601      331,848
                                                                        --------      -------
Cash and cash equivalents at end of period.......................       $319,530      374,641
                                                                        --------      -------
                                                                        --------      -------


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

     2. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

     3.   Income per share computations are based on average
          shares of common  stock  outstanding,   including
          common   stock  equivalents,  which total 18,706,715
          and 18,991,224, respectively, for the three months ended June 30, 1995 and 1994, and 18,667,172 and
          19,025,494 for the six months ended June 30, 1995 and 1994.

     4. See notes to consolidated financial statements included on page 6 of FirsTier Financial, Inc.'s June
          30, 1995 Quarterly Report to Stockholders which is attached as an Exhibit to this quarterly report.

     5. For purposes of the Statement of Cash Flows, FirsTier defines "Cash and due from banks" and "Federal funds sold and securities purchased under resale agreements" as its cash and cash equivalents.
          FirsTier paid $59.12 million and $45.45 million in interest on deposits and other borrowings, and $10.12 million and $10.89 million for income taxes for the six months ended June 30, 1995 and 1994, respectively.

                           FIRSTIER FINANCIAL, INC.

 PART I.  FINANCIAL INFORMATION

 ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     6. Effective January 1, 1995, FirsTier adopted SFAS Number 114, "Accounting by Creditors for Impairment of a Loan" and SFAS Number 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and
          Disclosures."   These Statements, effective for fiscal
          years beginning after December 15, 1994, address the accounting for a loan when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. FirsTier generally identifies nonaccrual loans as
          "impaired  loans."   Certain loans,  such as loans
          carried at the lower of cost or market or smaller balance homogeneous loans (e.g., credit card, installment loans) are exempt from SFAS Number 114 and 118 provisions.

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

          As of June 30, 1995, the recorded investment in loans considered impaired under SFAS Number 114 was $7.8 million, with a related allowance for credit losses of $2.1 million.

          FirsTier retained its prior method of recognizing interest and applying cash payments received with respect to impaired loans. The average recorded investment in impaired loans for the quarter ended June
          30, 1995,  was approximately $8.6 million.   During
          the  first  six  moths  of  1995,   FirsTier recognized
          interest income of $56,000 associated with impaired loans.

                           FIRSTIER FINANCIAL, INC.

 PART I.  FINANCIAL INFORMATION

 ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     7. On August 7, 1995, FirsTier and First Bank System announced First Bank System's intention to acquire FirsTier. Under terms of the agreement, FirsTier shareholders will receive .8829 shares of First Bank System stock for each FirsTier share held.
          Pending regulatory and shareholder approval, the transaction is expected to be consummated in the first quarter of 1996.

     FIRSTIER FINANCIAL, INC.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

     The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements presented with this filing.

     RESULTS OF OPERATIONS

     Net income for the second quarter of 1995 was $14,269,000
     or $.76  per share,  compared to  net income of  $13,867,000
     or $.73 per share for the same period in 1994.   Net income
     for the six months ended June 30, 1995 was $27,636,000 or $1.48 per share, compared to net income of $27,572,000 or $1.45 per share for the same period in 1994.

     The annualized return on average assets for the three months ended June 30 was 1.58% in 1995 compared to 1.61% in 1994. The annualized return on average equity for the three months ended June 30 was 15.96% in 1995 compared to 16.51% in 1994.

     The  schedule on page 7,  Average Balances/Yields and
     Rates, shows that FirsTier's net interest income, on a fully taxable equivalent basis for the second quarter of
     1995,   was $36,663,000, a .2% decrease from the $36,737,000
     recorded for the same period in 1994. The net interest margin of 4.43% in the second quarter of 1995 was down from the 4.68% net interest margin recorded in the second quarter of 1994. These decreases were mainly attributable to a compressed net interest rate spread but were partially offset by increased net earning assets which were up 5.4%
     from the  second  quarter  of 1994.     Included in net
     interest income is $517,200 of expense from interest rate swaps which decreased the net interest margin for the
     quarter by seven basis  points.   Income  from interest rate
     swaps for the quarter ended June 30, 1994 was $184,600 which added two basis points to that quarter's net interest margin.

     A provision of $269,000 was recorded in the second quarter of 1995 compared to a provision of $177,000 for the same
     period in 1994.   The provision recorded was based on
     FirsTier's ongoing analysis of the adequacy of the allowance
     for loan  and lease losses.   The allowance for loan and
     lease losses as a percent of loans and leases as of June 30, 1995, was 2.41% compared to 2.59% as of June 30,
     1994.   Net charge-offs  of loan  and lease losses for the
     second quarter were $546,000 compared to net recoveries of $9,000 for the same period in 1994.

                           FIRSTIER FINANCIAL, INC.
                      AVERAGE BALANCES/YIELDS AND RATES
                            (Dollars in Thousands)
                                  (Unaudited)



                                                  THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                    JUNE 30, 1995                       JUNE 30, 1994
                                                        INTEREST  AVERAGE                  INTEREST  AVERAGE
                                            AVERAGE     INCOME/   YIELDS/      AVERAGE     INCOME/   YIELDS/
                                            BALANCES    EXPENSE    RATES       BALANCES    EXPENSE    RATES
ASSETS
Securities................................    $995,900    18,206     7.33%     $1,053,799    19,039     7.25%
Federal funds sold and securities
  purchased under resale agreements.......     117,417     1,786     6.10%        105,520     1,059     4.03%
Loans and leases, gross...................   2,203,456    49,117     8.94%      1,987,466    39,941     8.06%
                                             ---------   -------                ---------   -------
  Total earning assets....................   3,316,773    69,109     8.36%      3,146,785    60,039     7.65%

Other nonearning assets...................     315,797       -         -          308,692       -         -
                                             ---------   -------                ---------   -------
    Total assets..........................  $3,632,570    69,109       -       $3,455,477    60,039       -
                                            ==========   -------               ==========   -------
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Savings and interest checking...........    $866,637     5,423     2.51%       $913,833     4,802     2.11%
  Time deposits...........................   1,459,871    21,283     5.85%      1,320,834    15,125     4.59%
                                             ---------   -------                ---------   -------
    Total interest-bearing deposits.......   2,326,508    26,706     4.60%      2,234,667    19,927     3.58%

Short-term borrowings.....................     218,108     2,992     5.50%        208,916     1,849     3.55%
Federal Home Loan Bank borrowings.........     157,360     2,454     6.26%        115,966     1,220     4.22%
Long-term debt............................       2,099        57    10.81%          2,366        63    10.61%
Capitalized leases........................       9,897       237     9.60%         10,160       243     9.59%
                                             ---------   -------                ---------   -------
  Total interest-bearing funds............   2,713,972    32,446     4.80%      2,572,075    23,302     3.63%

Demand deposits...........................     507,173       -         -          501,272       -         -
Other noninterest-bearing funds...........      52,799       -         -           45,311       -         -
Stockholders' equity......................     358,626       -         -          336,819       -         -
                                             ---------   -------                ---------   -------
    Total liabilities and equity..........  $3,632,570    32,446       -       $3,455,477    23,302       -
    Net interest margin on a tax            ==========   -------               ==========   -------
      equivalent basis....................               $36,663     4.43%                  $36,737     4.68%
                                                         =======    =====                   =======    =====


                                                    SIX MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30, 1995                    JUNE 30, 1994
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                               AVERAGE    INCOME/  YIELDS/     AVERAGE    INCOME/  YIELDS/
                                               BALANCES   EXPENSE   RATES      BALANCES   EXPENSE   RATES
ASSETS
Securities................................     $978,192    36,029     7.43%  $1,054,073    37,932     7.26%
Federal funds sold and securities
  purchased under resale agreements.......      118,798     3,544     6.02%      85,321     1,566     3.70%
Loans and leases, gross...................    2,171,070    95,115     8.83%   1,962,471    78,176     8.03%
                                              ---------   -------             ---------   -------
  Total earning assets....................    3,268,060   134,688     8.31%   3,101,865   117,674     7.66%

Other nonearning assets...................      308,343       -         -       308,681       -         -
                                              ---------   -------             ---------   -------
    Total assets..........................   $3,576,403   134,688       -    $3,410,546   117,674       -
                                             ==========   -------            ==========   -------
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Savings and interest checking...........     $860,404    10,431     2.44%    $922,864     9,537     2.08%
  Time deposits...........................    1,430,354    40,381     5.69%   1,288,256    29,217     4.57%
                                              ---------   -------             ---------   -------
    Total interest-bearing deposits.......    2,290,758    50,812     4.47%   2,211,120    38,754     3.53%

Short-term borrowings.....................      220,452     5,905     5.40%     211,790     3,356     3.20%
Federal Home Loan Bank borrowings.........      152,305     4,721     6.25%      88,874     1,834     4.16%
Long-term debt............................        2,134       116    10.96%       2,402       128    10.75%
Capitalized leases........................        9,932       474     9.61%      10,191       486     9.62%
                                              ---------   -------             ---------   -------
  Total interest-bearing funds............    2,675,581    62,028     4.68%   2,524,377    44,558     3.56%

Demand deposits...........................      497,913       -         -       504,684       -         -
Other noninterest-bearing funds...........       50,521       -         -        45,907       -         -
Stockholders' equity......................      352,388       -         -       335,578       -         -
                                              ---------   -------             ---------   -------
    Total liabilities and equity..........   $3,576,403    62,028       -    $3,410,546    44,558       -
    Net interest margin on a tax             ==========   -------            ==========   -------
      equivalent basis....................                $72,660     4.48%               $73,116     4.75%
                                                          =======    =====                =======    =====

Note: Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.

     FIRSTIER FINANCIAL, INC.

     Under-performing assets as a percent of total loans,
     leases, other real estate owned and repossessed assets was .49% at June 30, 1995 compared to .74% at June 30, 1994.
     Non-accrual loans as of June 30, 1995 totalled $7,847,000, down 21.6% from the second quarter of 1994. Total under-performing assets at June 30, 1995 total $10,817,000, which represents a $2,071,000 or 16.1%
     decrease from March  31,  1995  and  a $4,195,000 or 27.9%
     decrease from June 30, 1994.   Additional information
     regarding the balance of non-accrual loans at June 30, 1995, and related interest payment information is provided on page 9.

     Total non-interest income for the second quarter of 1995 was $14,360,000 which is up $1,093,000, or 8.2% from the same period in 1994. The increase in non-interest income from the previous year is mainly attributable to Service Charges on Deposits Accounts which increased $560,000 or 14.6%, and to Trust Services income which increased $203,000 or 5.1%.

     Total non-interest expense of $28,785,000 for the quarter is
     up  $478,000,   or  1.7%,  from  the  same  period  in
     1994.

     Salaries and Benefits expense of $13,958,000 for the quarter are up $332,000 or 2.4%. Credit card processing expense was up $133,000 or 10.0% in the second quarter of 1995, primarily due to increases in merchant volume.

     As of June 30, 1995, FirsTier employed a staff of 1,771 FTE which is up 250 FTE, or 16.4%, from the June 30, 1994
     employment level.   This increase is primarily due to the
     acquisition of Cornerstone Bank Group in Iowa on January 3,
     1995.

     Material Changes in Financial Condition

     All  companies included in the consolidated financial
     statements are "financial" companies.   Accordingly,
     average balances  of assets and liabilities are more
     representative  of   financial  condition  than balances as
     of period-end. The schedule of Average Balances/Yields and Rates on page 7 shows average balances of earning assets and interest bearing liabilities for the periods being
     reported.   Because these average balances are an integral
     part of the financial statements, all comments as to significant volume changes refer to average balances unless otherwise indicated.

     Total assets of $3.63 billion for the second quarter of 1995
     were  up 5.1% from the same period in 1994.   Loans have
     increased  $216.0 million,  or 10.9%.   Average  securities
     of  $995.9 million,  which included securities available for
     sale as of June 30, 1995 of $232.6 million,   decreased
     $57.9 million or 5.5% from 1994.

                           FIRSTIER FINANCIAL, INC.
                           NONACCRUAL LOAN SUMMARY
                                June 30, 1995

Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Nonaccrual loans and and the application of cash interest payments on those loans as of June 30, 1995 are as follows ($ in thousands):



                                                                  Cash interest payments applied as
                                                  Contractual     ---------------------------------
                                    Book balance  balance at                   Recovery of   Reduction
                                     at June 30,    June 30,       Interest   partial prior     of
                                       1995         1995            income     charge-offs    principal
                                    ------------  -----------     ----------  -------------  ----------
   Contractually past due with:

      o  substantial performance             172         198              0              0            3

      o  limited performance               1,077       1,532              1              0          122

      o  no performance                      834         955              0              0           11


   Contractually current, however,:

      o  payment in full of principal
         or interest in doubt              4,797      10,524             53              0          343

      o  other                               967       1,319              2              0           87
                                    ------------  -----------     ----------  -------------  ----------
        Total                             $7,847     $14,528            $56             $0         $566
                                    ------------  -----------     ----------  -------------  ----------
                                    ------------  -----------     ----------  -------------  ----------

     FIRSTIER FINANCIAL, INC.

     Total deposits for the second quarter averaged $2.83 billion which was up $97.7 million, or 3.6%, from the same
     period in  1994.   Time deposits have increased $139.0
     million or 10.5% from the second quarter of 1994 and demand deposits have increased $5.9 million or 1.2% while savings and interest checking deposits have decreased $47.2 million or 5.2%.

     Net funds purchased of $100.7 million (the difference
     between "short-term borrowings"  and "federal funds sold and securities purchased under resale agreements") decreased
     $2.7  million  from the average net purchased position in
     the  second   quarter of 1994.

     Long-term debt as of June 30, 1995 of $12.0 million,
     consisting  of a mortgage loan by the Lincoln Bank  and
     capitalized leases  of the Omaha Bank, decreased $526,000
     from June 30, 1994.    The Parent Company had no borrowings
     as of June  30, 1995.


     Liquidity and Capital Resources

     The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. Sources of liquidity consist of maturities of securities recorded at amortized cost, liquidation of securities held for sale, maturing loans, federal funds sold and borrowings
     from the Federal   Home  Loan   Bank.     Management   also
     considers customer-related   core  deposits  and  funds
     borrowed to  be stable and reliable sources of funding.

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

     At June 30, 1995 stockholders' equity was $365.1 million compared to $338.5 million at June 30, 1994, an increase
     of $26.6 million or 7.8%.   The Tier 1 Leverage ratios
     (tangible equity capital divided by adjusted average assets) as of June 30, 1995 and June 30, 1994 were 9.65% and
     9.50%,  respectively.   FirsTier's risk based capital ratios
     as of June 30, 1995 were 14.27% for Tier I Capital and 15.53% for Total Capital.

                            FIRSTIER FINANCIAL, INC.

          PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits -

                  (10) Material Contracts
                       (e)(iii)  Amendment dated March 20, 1995 to
                                 Executive Employment Agreement with
                                 David A. Rismiller

                       (h)(iii)  Amendment dated March 20, 1995 to
                                 Executive Employment Agreement with
                                 Jack R. McDonnell

                       (k)(i)    Amendment dated August 6, 1995 to
                                 Rights Agreement

                       (l)       Change of Control Bonus Pool Plan
                                 dated May 23, 1995

                  (20) Quarterly  Report to  Stockholders for the
                       period  ended  June 30, 1995 - Part I
                       Exhibit.

              (b) Reports on Form 8-K

                  None.


                                   SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                         FIRSTIER FINANCIAL, INC.

          Date:  August 10, 1995           By: /s/ Jack R. McDonnell
                                              -----------------------------
                                              Jack R. McDonnell
                                              Executive Vice President and
                                               Chief Operating Officer

          Date:  August 10, 1995           By: /s/ Aaron C. Hilkemann
                                              -----------------------------
                                              Aaron C. Hilkemann
                                              Director of Financial Operations