Form 10-Q
period 1995-09-30
FIRSTIER FINANCIAL INC /NE/
filed 1995-11-14
CIK 74431

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

           For Quarter Ended September 30, 1995  Commission File No. 0-4515


                              FIRSTIER FINANCIAL, INC.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Nebraska                           47-0523055
      ------------------------------ ---------------------------------------
       (state or other jurisdiction   (I.R.S. Employer Identification No.)
          of incorporation or
             organization)


               1700 Farnam Street    Omaha, Nebraska 68102-2183
           ---------------------------------------------------------
                   (address of principal executive offices)


                                  402-348-6000
                              --------------------
                               (Telephone Number)





       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                         YES   X                 NO
                             -----                  -----
       Number of common shares outstanding as of November 7, 1995:

       Common Stock, $5.00 par value:     18,522,507 shares outstanding.

                              FIRSTIER FINANCIAL, INC.

                                      INDEX





          PART I. FINANCIAL INFORMATION                           Page No.
                                                                  --------
            Item 1.  Financial Statements

              Consolidated Condensed Balance  Sheets -
                September 30, 1995 and December 31, 1994...........   1

              Consolidated Statements of Income - Three and nine
                months ended September 30, 1995 and 1994...........   *

              Consolidated Statements of Retained Earnings - Nine
                months ended September 30, 1995 and 1994...........   *

              Consolidated  Statements of Cash Flows - Nine
                months ended September 30, 1995 and 1994...........   2

              Notes to Consolidated Financial Statements...........  3-4


            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.  5-9


          PART II.  OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K............   10

              Signatures...........................................   10



          * Incorporated in this quarterly report by reference to FirsTier Financial, Inc.'s September 30, 1995 Quarterly Report to Stockholders (pages 4 and 6) which is attached as an Exhibit to this quarterly report.

                                          FIRSTIER FINANCIAL, INC.
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                           (Dollars in Thousands)
                                                (Unaudited)

                                                                                           September 30,    December 31,
                                                                                               1995             1994
                                                                                           ------------     ------------
ASSETS
 Cash and due from banks...............................................................        $208,242         251,756
 Federal funds sold & securities purchased under resale agreements.....................          97,050         119,845
 Securities available for sale (amortized cost $255,241 in 1995 and $250,811 in 1994)..         261,411         245,267
 Investment securities (market value $755,303 in 1995 and $660,068 in 1994)............         740,843         692,457
 Loans and leases......................................................................       2,191,140       2,149,268
  Less allowance for loan & lease losses...............................................          52,064          53,250
                                                                                           ------------     ------------
    Loans and leases, net..............................................................       2,139,076       2,096,018
                                                                                           ------------     ------------
 Premises and equipment, net...........................................................          50,435          49,381
 Accrued interest receivable...........................................................          35,082          29,700
 Other assets..........................................................................          53,283          55,563
                                                                                           ------------     ------------
    Total assets.......................................................................      $3,585,422       3,539,987
                                                                                           ------------     ------------
                                                                                           ------------     ------------
LIABILITIES
 Demand, non-interest bearing..........................................................        $470,703         560,025
 Savings and interest checking.........................................................         867,832         874,647
 Time..................................................................................       1,437,124       1,380,154
                                                                                           ------------     ------------
    Total deposits.....................................................................       2,775,659       2,814,826

 Short-term borrowings.................................................................         205,543         170,090
 Federal Home Loan Bank borrowings.....................................................         156,500         150,000
 Other liabilities.....................................................................          59,934          50,646
 Long-term debt........................................................................          11,773          12,193
                                                                                           ------------     ------------
    Total liabilities..................................................................       3,209,409       3,197,755
                                                                                           ------------     ------------
STOCKHOLDERS' EQUITY
 Preferred stock-$30 par value; authorized 2,000,000 shares............................            -               -
 Common stock-$5 par value; authorized 40,000,000 shares; issued and outstanding:
   18,822,202 shares in 1995 and 18,927,195 shares in 1994.............................          94,111          94,073
 Surplus...............................................................................           5,432          10,338
 Retained earnings.....................................................................         282,621         255,861
 Net unrealized securities gains (losses)..............................................           3,824          (3,583)
                                                                                           ------------     ------------
                                                                                                385,988         356,689
 Less treasury stock, at cost 300,820 shares in 1995 and 455,050 shares in 1994........           9,975          14,457
                                                                                           ------------     ------------
    Total stockholders' equity.........................................................         376,013         342,232
                                                                                           ------------     ------------
    Total liabilities & stockholders' equity...........................................      $3,585,422       3,539,987
                                                                                           ------------     ------------
                                                                                           ------------     ------------

               See accompanying notes to consolidated financial statements

                           FIRSTIER FINANCIAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                ($ in thousands)
                                   (Unaudited)


                                                               1995        1994
                                                            --------    ---------
Net cash provided by operating activities
  Income from operations...................................  $42,645      41,444

  Adjustments to reconcile net income to
    net cash provided by operations
      Provision for loan and lease losses..................      807      (1,220)
      Depreciation and amortization........................    5,931       7,020
      Net increase in interest receivable..................   (5,034)     (5,872)
      Proceeds from sales of loans.........................   54,242      41,695
      Net (increase) decrease in other assets..............      528        (693)
      Net increase in other liabilities....................    9,204       3,511
      Net gain on sale of securities available for sale....       (1)      3,721
      Other, net...........................................      (84)        (12)
                                                            --------    ---------
          Net cash provided by operations..................  108,238      89,594

Cash flows from investing activities
      Net cash received on acquisition.....................    1,530           -
      Proceeds from sales of securities available for sale.   13,382      17,116
      Proceeds from maturities of investment securities....   37,064     138,499
      Proceeds from maturities of securities available for
        sale...............................................   78,357      27,105
      Purchases of investment securities...................  (56,694)    (75,235)
      Purchases of securities available for sale........... (112,969)    (70,654)
      Net increase in loans and leases.....................  (74,870)   (143,039)
      Proceeds from sale of premises and equipment.........      450          62
      Purchases of premises and equipment..................   (5,112)     (3,802)
      Purchases of mortgage servicing rights...............     (843)       (232)
      Other, net...........................................       12         557
                                                            --------    ---------
          Net cash used by investing activities............ (119,693)   (109,623)

Cash flows from financing activities
      Net increase in time deposits........................   28,225      52,421
      Net decrease in demand deposits and savings accounts. (104,255)   (148,781)
      Net increase in short-term borrowings................   34,762     104,555
      Net increase in Federal Home Loan Bank borrowings....    6,500      89,690
      Principal payments on long-term debt.................     (420)       (383)
      Payment of cash dividends............................  (15,886)    (13,382)
      Repurchases of common stock..........................   (4,684)     (9,565)
      Proceeds from exercises of stock options.............    1,292         474
      Other, net...........................................     (388)          -
                                                            --------    ---------
          Net cash provided (used) by financing activities.  (54,854)     75,029

Net (decrease) increase in cash and cash equivalents.......  (66,309)     55,000
Cash and cash equivalents at beginning of period...........  371,601     331,848
                                                            --------    ---------
Cash and cash equivalents at end of period................. $305,292     386,848
                                                            --------    ---------
                                                            --------    ---------


     See accompanying notes to consolidated financial statements

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

2. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

3. Income per share computations are based on average shares of common stock outstanding, including common stock equivalents, which total 18,749,481 and 18,880,955, respectively, for the three months ended September 30, 1995 and 1994, and 18,694,966 and 18,977,579, respectively, for the nine months ended September 30, 1995 and 1994.

4. See notes to consolidated financial statements includedon page 6 of FirsTier Financial, Inc.'s September 30, 1995
    Quarterly Report to Stockholders which is attached as an Exhibit to this quarterly report.

5. For purposes of the Statement of Cash Flows, FirsTier defines "Cash and due from banks" and "Federal funds sold and securities purchased under resale agreements" as its cash and cash equivalents. FirsTier paid $89.22 million and $68.66 million in interest on deposits and other borrowings, and $13.68 million and $15.09 million for income taxes for the nine months ended September 30, 1995 and 1994, respectively.

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

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    smaller balance homogeneous loans (e.g., credit card, installment loans) are exempt from SFAS Number 114 and 118 provisions. The adoption of SFAS Number 114 and 118 does not materially impact required Industry Guide 3 credit risk tables disclosed in FirsTier's Form 10-K for the year ended December 31, 1994.

    FirsTier continually identifies impaired loans and measures quarterly the extent to which such loans are impaired in accordance with regulatory guidelines. This analysis involves an assessment of the business environment in FirsTier's lending market, the amount of concentrations in industries along with borrowers' employment, historical losses charged to the allowance for loan loss, the level of vulnerability to business cycles, as well as other factors.

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

    As of September 30, 1995, the recorded investment in loans considered impaired under SFAS Number 114 was $9.1 million, with a related allowance for credit losses of $2.8 million. All loans designated as impaired have been allocated an allowance for credit loss.

    FirsTier retained its prior method of recognizing interest and applying cash payments received with respect to impaired loans. The average recorded investment in impaired loans for the quarter ended September 30, 1995, was approximately $8.6 million. During the first nine months of 1995, FirsTier recognized interest income of $132,000 associated with impaired loans.

FIRSTIER FINANCIAL, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements presented with this filing.


RESULTS OF OPERATIONS

Net income for the third quarter of 1995 was $15,009,000 or $.80 per share, compared to net income of $13,872,000 or $.73 per
share for the same period in 1994.   Net income  for the nine
months ended September 30, 1995 was $42,645,000 or $2.28 per share, compared to net income of $41,444,000 or $2.18 per share for the same period in 1994.

The annualized return on average assets for the three months ended September 30 was 1.66% in 1995 compared to 1.60% in 1994. The annualized return on average equity for the three months ended September 30 was 16.13% in 1995 compared to 16.18% in 1994.

The schedule on page 6, Average Balances/Yields and Rates, shows that FirsTier's net interest income, on a fully taxable equivalent basis for the third quarter of 1995, was $36,040,000, a .5% increase from the $35,863,000 recorded for the same period in 1994. The net interest margin of 4.37% in the third quarter of 1995 was down from the 4.53% net interest margin recorded in the third quarter of 1994. This decrease was mainly attributable to a compressed net interest rate spread but was partially offset by increased net earning assets which were up 4.2% from the third quarter of 1994. Included in net interest income is $424,100 of expense from interest rate swaps which decreased the net interest margin for the quarter by five basis
 points.   Income from interest rate swaps for the quarter ended
September 30, 1994 was $143,000 which added two basis points to that quarter's net interest margin.

A provision of $269,000 was recorded in the third quarter of1995 compared to a provision of $370,000 for the same period in 1994. The provision recorded was based on FirsTier's on-going analysis
of the adequacy of the allowance for loan  and lease losses.   The
allowance for loan and lease losses as a percent of loans and leases as of September 30, 1995, was 2.38% compared to 2.59% as
of September 30,  1994.   Net charge-offs  of loan  and lease
losses for the third quarter were $1,207,000 compared to net recoveries of $252,000 for the same period in 1994.

                                   FIRSTIER FINANCIAL, INC.
                               AVERAGE BALANCES/YIELDS AND RATES
                                    (Dollars in Thousands)
                                         (Unaudited)

                                                         THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                         SEPTEMBER 30, 1995                    SEPTEMBER 30, 1994
                                                              INTEREST   AVERAGE                    INTEREST    AVERAGE
                                                   AVERAGE    INCOME/    YIELDS/         AVERAGE     INCOME/    YIELDS/
                                                   BALANCES   EXPENSE     RATES          BALANCES    EXPENSE      RATES
ASSETS
Securities.......................................  $995,681    18,569      7.40%        $1,008,801    18,366      7.22%
Federal funds sold and securities
  purchased under resale agreements..............   103,742     1,549      5.93%           110,028     1,316      4.75%
Loans and leases, gross.......................... 2,175,473    48,404      8.83%         2,024,936    41,246      8.08%
                                                  ---------   -------                   ----------   -------
  Total earning assets........................... 3,274,896    68,522      8.30%         3,143,765    60,928      7.69%

Other nonearning assets..........................   308,739       -         -              313,246       -         -
                                                  ---------   -------                   ----------   -------
    Total assets.................................$3,583,635    68,522       -           $3,457,011    60,928       -
                                                 ==========   -------                   ==========   -------
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Savings and interest checking..................  $883,124     5,894      2.65%          $886,716     4,817      2.16%
  Time deposits.................................. 1,443,511    21,643      5.95%         1,302,750    15,846      4.83%
                                                  ---------   -------                   ----------   -------
    Total interest-bearing deposits.............. 2,326,635    27,537      4.70%         2,189,466    20,663      3.74%

Short-term borrowings............................   172,450     2,272      5.23%           208,701     2,168      4.12%
Federal Home Loan Bank borrowings................   156,500     2,381      6.04%           158,788     1,929      4.82%
Long-term debt...................................     2,027        55     10.84%             2,302        62     10.62%
Capitalized leases...............................     9,827       237      9.56%            10,096       243      9.55%
                                                  ---------   -------                   ----------   -------
  Total interest-bearing funds................... 2,667,439    32,482      4.83%         2,569,353    25,065      3.87%

Demand deposits..................................   493,542       -         -              502,683       -         -
Other noninterest-bearing funds..................    53,578       -         -               44,746       -         -
Stockholders' equity.............................   369,076       -         -              340,229       -         -
                                                  ---------   -------                   ----------   -------
    Total liabilities and equity.................$3,583,635    32,482       -           $3,457,011    25,065       -
    Net interest margin on a tax                 ==========   -------                   ==========   -------
      equivalent basis...........................             $36,040      4.37%                     $35,863      4.53%
                                                              =======     =====                      =======      =====


                                                         NINE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1995               SEPTEMBER 30, 1994
                                                              INTEREST  AVERAGE                 INTEREST    AVERAGE
                                                     AVERAGE    INCOME/  YIELDS/       AVERAGE   INCOME/    YIELDS/
                                                     BALANCES   EXPENSE   RATES       BALANCES   EXPENSE     RATES
ASSETS
Securities.......................................  $984,086    54,974      7.47%    $1,038,817    56,344      7.25%
Federal funds sold and securities
  purchased under resale agreements..............   113,724     5,094      5.99%        93,647     2,882      4.11%
Loans and leases, gross.......................... 2,172,554   143,519      8.83%     1,983,521   119,421      8.05%
                                                  ----------  -------                ----------  -------
  Total earning assets........................... 3,270,364   203,587      8.32%     3,115,985   178,647      7.67%

Other nonearning assets..........................   308,477       -         -          310,220       -         -
                                                  ----------  -------                ----------  -------
    Total assets.................................$3,578,841   203,587       -       $3,426,205   178,647       -
                                                  ==========  -------                ==========  -------
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Savings and interest checking..................  $868,061    16,326      2.51%      $910,682    14,354      2.11%
  Time deposits.................................. 1,434,787    62,022      5.78%     1,293,140    45,063      4.66%
                                                  ----------  -------                ----------  -------
    Total interest-bearing deposits.............. 2,302,848    78,348      4.55%     2,203,822    59,417      3.60%

Short-term borrowings............................   204,276     8,177      5.35%       210,749     5,524      3.50%
Federal Home Loan Bank borrowings................   153,719     7,102      6.18%       112,435     3,763      4.47%
Long-term debt...................................     2,098       171     10.90%         2,369       189     10.67%
Capitalized leases...............................     9,896       711      9.60%        10,159       729      9.59%
                                                  ----------  -------                ----------  -------
  Total interest-bearing funds................... 2,672,837    94,509      4.73%     2,539,534    69,622      3.67%

Demand deposits..................................   496,440       -         -          504,011       -         -
Other noninterest-bearing funds..................    51,553       -         -           45,515       -         -
Stockholders' equity.............................   358,011       -         -          337,145       -         -
                                                  ----------  -------                ----------  -------
    Total liabilities and equity.................$3,578,841    94,509       -       $3,426,205    69,622       -
    Net interest margin on a tax                  =========   -------               ==========   -------
      equivalent basis...........................            $109,078      4.46%                $109,025      4.68%
                                                              =======     =====                  =======     =====


Note: Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.

FIRSTIER FINANCIAL, INC.

Under-performing assets as a percent of total loans, leases,other real estate owned and repossessed assets was .55% at September 30, 1995 compared to .71% at September 30, 1994. Non-accrual loans
as of September 30, 1995 totalled  $9,053,000,   down  18.4% from
the third quarter of 1994. Total under-performing assets at September 30, 1995 total $12,117,000, which represents a $1,300,000 or 12.0% increase from June 30, 1995 and a $2,400,000
or 16.5% decrease from September 30, 1994.   Additional
information regarding the balance of non-accrual loans at September 30, 1995, and related interest payment information is provided on page 8.

Total non-interest income for the third quarter of 1995 was $14,603,000 which is up $129,000, or .9% from the same period in 1994. The increase in non-interest income from the previous year is mainly attributable to Service Charges on Deposits Accounts which increased $550,000 or 14.4%.

Total non-interest expense of $26,827,000 for the quarter  is down
 $1,673,000,   or  5.9%,  from  the  same  period  in 1994.  This
decrease is primarily due to a pretax credit of $1,500,000 received from the FDIC which represents a refund on a portion of fees paid by FirsTier Banks in the second and third quarters of 1995.

As of September 30, 1995, FirsTier employed a staff of 1,711 FTE which is up 171 FTE, or 11.1%, from the September 30, 1994
employment level.   This increase is primarily due to the
acquisition of Cornerstone Bank Group in Iowa on January 3, 1995.


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

Total assets of $3.58 billion for the third quarter of  1995 were
 up 3.7% from the same period in 1994.   Loans have  increased
$150.5 million,  or 7.4%.   Average  securities  of $995.7
million,  which included securities available for sale as of
September 30, 1995 of $261.4 million,   decreased $13.1 million,
or 1.3% from 1994.

                                           FIRSTIER FINANCIAL, INC.
                                           NONACCRUAL LOAN SUMMARY
                                              SEPTEMBER 30, 1995


Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Nonaccrual loans and the application of cash interest payments on those loans as of September 30, 1995 are as follows ($ in thousands):

                                                                       Cash interest payments applied as
                                                        Contractual    ----------------------------------
                                         Book balance     balance                 Recovery of   Reduction
                                           at Sept.     at Sept. 30    Interest     partial        of
                                             1995          1995         income    charge-offs   principal
                                         ------------   ------------   --------   -----------   ---------
Contractually past due with:

   o  substantial performance                 215            237            1           0              5

   o  limited performance                   1,285          2,019           12           0             30

   o  no performance                          718            819            0           0              4


Contractually current, however,:

   o  payment in full of principal
      or interest in doubt                  6,006         11,640          115           0            393

   o  other                                   829          1,122            4           0              9
                                           ------        -------         ----          --           ----
Total                                      $9,053        $15,837         $132          $0           $441
                                           ------        -------         ----          --           ----
                                           ------        -------         ----          --           ----

FIRSTIER FINANCIAL, INC.

Total deposits for the third quarter averaged $2.82 billion which was up $128.0 million, or 4.8%, from the same period in 1994. Time deposits have increased $140.8 million or 10.8% from the third quarter of 1994 while demand deposits and savings and interest checking have decreased $3.6 million and $9.1 million, respectively, or .4% and 1.8%, respectively.

Net funds purchased of $68.7 million (the difference between "short-term borrowings" and "federal funds sold and securities purchased under resale agreements") decreased $30.0 million from the average net purchased position in the third quarter of 1994.

Long-term debt as of September 30, 1995 of $11.9 million,
consisting  of a mortgage loan by the Lincoln Bank  and
capitalized leases  of the Omaha Bank, decreased $544,000 from
September 30, 1994.    The Parent Company had no borrowings as of
September 30, 1995.


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

At September 30, 1995 stockholders' equity was $376.0 million compared to $342.6 million at September 30, 1994, an increase
of $33.4 million or 9.7%.   The Tier 1 Leverage ratios (tangible
equity capital divided by adjusted average assets) as of September 30, 1995 and September 30, 1994 were 10.06% and 9.71%,
respectively.   FirsTier's risk based capital ratios as of
September 30, 1995  were 15.01% for Tier I Capital and 16.28% for
Total Capital.

                            FIRSTIER FINANCIAL, INC.

          PART II.  OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits -

                  (10) Material Contracts
                       (e)(iv)   Amendment dated August 4, 1995 to
                                 Executive Employment Agreement with
                                 David A. Rismiller

                  (20) Quarterly  Report to  Stockholders for the
                       period  ended  September 30, 1995 - Part I
                       Exhibit.

              (b) Reports on Form 8-K

                  On August 6, 1995, FirsTier filed a report on Form 8-K which disclosed details of an Agreement of Merger and Consolidation of FirsTier Financial, Inc. with and into First Bank System, Inc.


                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                         FIRSTIER FINANCIAL, INC.

     Date:  November 10, 1995            By:/s/ Aaron C. Hilkemann
                                            ------------------------------
                                            Aaron C. Hilkemann
                                            Vice President and Director of
                                            Financial Operations

     Date:  November 10, 1995            By:/s/ Thomas B. Fischer
                                            ------------------------------
                                            Thomas B. Fischer
                                            Vice President, Secretary and
                                              General Counsel